Form 10QSB
period 2000-03-31
PARK HILL CAPITAL II CORP
filed 2000-05-15
CIK 1101249

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2000.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   __000-28791__

                           Park Hill Capital II Corp.
                 ---------------------------------------
                 (Name of small business in its charter)

      Nevada                              84-1492102
----------------------               -----------------------
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

5330 E. 17th Ave. Pkwy         Denver,  Colorado            80220
-------------------------------------------------------------------
(Address of Principal Office)                              Zip Code

Issuer's telephone number:    (303) 394-1187

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes __X__  No _____

At 5/05/00 the following shares were outstanding: Common Stock, $0.001 par value, 3,416,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

Exhibits are indexed at page 6.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        Park Hill Capital II Corp.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended March 31, 2000


                             CONTENTS


     Balance Sheet                                        1
     Statements of Operations                             2
     Statements of Cash Flows                             3
     Notes to Financial Statements                        4

                           Park Hill Capital II Corp.
                         (A Development Stage Company)
                                BALANCE SHEET
                               March 31, 2000


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   4,724
                                                     ---------

     Total current assets                                4,724
                                                     ---------

     TOTAL ASSETS                                    $   4,724
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,416,000 shares issued and
     outstanding                                         3,416
   Additional paid-in capital                           66,554
   Deficit accumulated during the
     development stage                                 (65,246)
                                                     ---------
                                                         4,724
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   4,724
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                                Park Hill Capital II Corp.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS

                     For the
                     period from  For the   For the    For the    For the
                     inception    three     initial    six        initial
                     (March 2,    months    period     months     period
                     1999) to     ended     ended      ended      ended
                     March 31,    March 31, March 31,  March 31,  March 31,
                     2000         2000      1999       2000       1999
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Legal fees               3,350      2,195          -      3,350          -
  Selling, general and
      Administrative      61,514          -     61,390        124     61,390
  Transfer agent             382          -          -        382          -
                     -----------  ---------  ---------  ---------  ---------

      Total expenses      65,246      2,195     61,390      3,856     61,390
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (65,246)    (2,195)   (61,390)    (3,856)   (61,390)

Accumulated deficit
  Balance, Beginning
  of period                    -    (63,051)         -    (61,390)         -
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (65,246) $ (65,246) $ (61,390) $ (65,246) $ (61,390)
                     ===========  =========  =========  =========  =========
NET LOSS PER SHARE   $     (0.02) $   (NIL)  $   (0.02) $   (NIL)  $   (0.02)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING          3,211,037  3,312,703  3,181,000  3,246,491  3,181,000
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
2

                                 Park Hill Capital II Corp.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS


                                  For the period
                                  from inception               For the
                                 (March 2,        For the six  initial
                                  1999) to        months ended period
                                  March 31,       March 31,    ended March
                                  2000            2000         31, 1999
                                  --------------  ------------ -----------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $     (65,246)   $   (3,856) $    (61,390)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Stock issued for services            60,200           350        59,850
                                    -----------    ----------     ---------

  Net cash flows from
   operating activities                  (5,046)       (3,506)       (1,540)

CASH FLOWS FROM
    INVESTING ACTIVITIES                      -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                9,770         6,000         3,770
                                   ------------   -----------     ---------

  Net cash flows from
   financing activities                   9,770         6,000         3,770
                                   ------------  ------------     ---------

  Net increase in
   cash and cash equivalents              4,724         2,494         2,230

CASH AND CASH EQUIVALENTS,
  Beginning of period                         -         2,230             -
                                   ------------   -----------      --------

CASH AND CASH EQUIVALENTS,
 End of period                       $    4,724   $    4,724      $   2,230
                                   ============  ============    ==========

The accompanying notes are an integral part of the financial statements.
                                 3

                            Park Hill Capital II Corp.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Park Hill Capital II Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 1999.

2. Stock
-----

For the quarter and six months ended March 31, 2000, the Company issued 200,000 shares of common stock for $6,000 or $0.03 per share, and 35,000 shares in exchange for services related to getting the Company to a public reporting company. These shares were valued at $350 or $0.01 per share.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet for the period ending March 31, 2000, reflects a current asset value of $4,724 and a total asset value of $4,724, exclusively in the form of cash.

        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has minimal capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

        The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

Results of Operations

        During the period from March 2, 1999 (inception) through March 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the quarter and initial period ended March 31, 2000, the Company experienced losses of $2,195 and $65,246 respectively. Of this $60,200 of services was settled for shares of stock in the Company.

        For the current fiscal year, the Company anticipates incurring additional losses as a result of expenses associated with compliance to reporting requirements and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

        The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange
Act of 1934, as amended, for a period of approximately one year.
Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

        No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

        Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending March 31, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hill Capital II Corp.
(Registrant)

Date: May 3, 2000

/s/
Frank Kramer, President