Form 10QSB
period 2000-06-30
PARK HILL CAPITAL II CORP
filed 2000-08-10
CIK 1101249

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

 Yes __X__  No _____

At 7/24/00 the following shares were outstanding: Common Stock, $0.001 par value, 3,416,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

Exhibits are indexed at page 6.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        Park Hill Capital II Corp.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended June 30, 2000


                             CONTENTS


     Balance Sheet                                        1
     Statements of Operations                             2
     Statements of Cash Flows                             3
     Notes to Financial Statements                        4

                           Park Hill Capital II Corp.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2000


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   3,981
                                                     ---------

     Total current assets                                3,981
                                                     ---------

     TOTAL ASSETS                                    $   3,981
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,416,000 shares issued and
     outstanding                                         3,416
   Additional paid-in capital                           66,554
   Deficit accumulated during the
     development stage                                 (65,989)
                                                     ---------
                                                         3,981
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   3,981
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                                Park Hill Capital II Corp.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS

                     For the
                     period from  For the   For the    For the    For the
                     inception    three     three      nine       initial
                     (March 2,    months    months     months     period
                     1999) to     ended     ended      ended      ended
                     June 30,     June 30,  June 30,   June 30,   June 30,
                     2000         2000      1999       2000       1999
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Selling, general and
      Administrative      65,989        743          -      4,599     61,390
                     -----------  ---------  ---------  ---------  ---------

      Total expenses      65,989        743          -      4,599     61,390
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (65,989)      (743)         -     (4,599)   (61,390)

Accumulated deficit
  Balance, Beginning
  of period                    -    (65,246)   (61,390)    (61,390)         -
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (65,989) $ (65,989) $ (61,390) $ (65,989) $ (61,390)
                     ===========  =========  =========  =========  =========
NET LOSS PER SHARE   $     (0.02) $   (NIL)  $   (NIL)  $   (NIL)  $   (0.02)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING          3,249,663  3,416,000  3,181,000  3,302,788  3,181,000
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
2

                                 Park Hill Capital II Corp.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS


                                  For the period
                                  from inception  For the      For the
                                 (March 2,        nine months  initial
                                  1999) to        ended        period
                                  June 30,        June 30,     ended June
                                  2000            2000         30, 1999
                                  --------------  ------------ -----------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $     (65,989)   $   (4,599) $    (61,390)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Stock issued for services            60,200           350        59,850
                                  -------------    ----------     ---------

  Net cash flows from
   operating activities                  (5,789)       (4,249)       (1,540)

CASH FLOWS FROM
    INVESTING ACTIVITIES                      -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                9,770         6,000         3,770
                                   ------------   -----------     ---------

  Net cash flows from
   financing activities                   9,770         6,000         3,770
                                   ------------   -----------     ---------

  Net increase in
   cash and cash equivalents              3,981         1,751         2,230

CASH AND CASH EQUIVALENTS,
  Beginning of period                         -         2,230             -
                                   ------------   -----------      --------

CASH AND CASH EQUIVALENTS,
 End of period                     $      3,981  $      3,981    $    2,230
                                   ============  ============    ==========

The accompanying notes are an integral part of the financial statements.
                                 3

                            Park Hill Capital II Corp.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2000


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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet for the period ending June 30, 2000, reflects a current asset value of $3,981 and a total asset value of $3,981, exclusively in the form of cash.

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

Results of Operations

        During the period from March 2, 1999 (inception) through June 30, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the quarter and initial period ended June 30, 2000, the Company experienced losses of $743 and $65,989 respectively. Of this $60,200 of services was settled for shares of stock in the Company.

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

       There have been no reports on Form 8-K for the quarter ending June 30, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hill Capital II Corp.
(Registrant)

Date: July 24, 2000

/s/
Frank Kramer, President